Form 10-K
period 1997-12-31
EQUI VANTAGE HOME EQUITY LOAN TRUST 1995-1
filed 1998-03-27
CIK 1019746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
[ x  ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 	1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

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

	FORMS 8-K DATED  JANUARY 27, 1997; FEBRUARY 25, 1997;
	MARCH 25, 1997; APRIL 25, 1997; MAY 27, 1997; JUNE 25, 1997;
	JULY 25, 1997;  AUGUST 25, 1997;  SEPTEMBER 25, 1997;
	OCTOBER 27, 1997;  NOVEMBER 25, 1997;  DECEMBER 26, 1997

PART I

Item 3. Legal Proceedings
	There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
	There were no matters submitted to a vote of the Security Holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
	1.	Number of Certificateholders of record as of the end of the
reporting year:
		There were two Certificateholders of record as of the end of the reporting year. They are:

			Class A-1:	Cede & Co.
			Class A-2:	Cede & Co.

	2.	Principal market in which the Certificates are traded:
		The Certificates are not traded on any public market.

	3.	Aggregate Principal and Interest distributed on the certificates:

		For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the Certificateholders:

		Principal		Interest
		$ 8,684,220.16	$1,120,633.52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

	There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
	FOR THE PERIOD ENDING DECEMBER 31, 1997

		EquiVantage Home Equity Loan Trust 1995-1
		Summary of Principal and Interest Distributions

		Date			Principal		Interest
		01/27/97		$   927,998.89 	$  123,779.68
		02/25/97		$   717,326.64	$  107,873.01
		03/25/97		$   687,244.39	$  100,378.81
		04/25/97		$   795,734.91	$  106,656.78
		05/27/97		$   767,151.36	$  104,722.60
		06/25/97		$   963,810.50	$   93,373.87
		07/25/97		$   593,638.37	$   89,910.05
		08/25/97		$   933,267.30	$   87,465.80
		09/25/97		$   570,383.23	$   81,590.25
		10/27/97		$   449,477.74	$   80,372.83
		11/25/97		$   818,548.15	$   72,844.02
		12/26/97		$   459,638.68	$   71,665.82
		Total			$ 8,684,220.16	$1,120,633.52


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

Date                         March 24, 1998